Form 10-K
period 2015-12-31
FirstEnergy Ohio PIRB Special Purpose Trust 2013; CEI Funding LLC; TOLEDO EDISON CO; OHIO EDISON CO; CLEVELAND ELECTRIC ILLUMINATING CO; TE Funding LLC; OE Funding LLC
filed 2016-03-29
CIK 1578443, 1573334, 352049, 73960, 20947, 1573279, 1573352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.	Issuing Entity, Sponsor, Depositor		I.R.S. Employer Identification Number	Central Key No.
333-187692-06	FIRSTENERGY OHIO PIRB SPECIAL PURPOSE TRUST 2013 (Exact name of issuing entity as specified in its charter)		46-6795854	0001578443

001-02323	THE CLEVELAND ELECTRIC ILLUMINATING COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-0150020	0000020947

001-02578	OHIO EDISON COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-0437786	0000073960

001-03583	THE TOLEDO EDISON COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-4375005	0000352049

333-187692-03	CEI FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367273	0001573334

333-187692-01	OE FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367425	0001573352

333-187692-04	TE FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367453	0001573279

Delaware (State or jurisdiction of incorporation or organization of the issuing entity and the bond issuers)

	76 South Main Street Akron, OH (Address of principal executive offices of the issuing entity and the bond issuers)	44308 (zip code)
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
The aggregate market value of the issuing entity’s equity held by non-affiliates of the registrant as of December 31, 2015: None
Documents incorporated by reference: None.

PART I
Item 1. Business.
Omitted pursuant to General Instruction J of Form 10-K.
Item 1A. Risk Factors.
Omitted pursuant to General Instruction J of Form 10-K.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Omitted pursuant to General Instruction J of Form 10-K.
Item 3. Legal Proceedings.
Omitted pursuant to General Instruction J of Form 10-K.
Item 4. Mine Safety Disclosures.
Omitted pursuant to General Instruction J of Form 10-K.
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

*31.1	Certification of Ohio Edison Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.2	Certification of The Cleveland Electric Illuminating Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.3	Certification of The Toledo Edison Company pursuant to Rule 13a-14(d)/15d-14(d).

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for Ohio Edison Company.

*33.2	Report on assessment of compliance with servicing criteria for asset-backed securities for The Cleveland Electric Illuminating Company.

*33.3	Report on assessment of compliance with servicing criteria for asset-backed securities for The Toledo Edison Company.

*33.4	Report on assessment of compliance with servicing criteria for asset-backed securities for FirstEnergy Service Company.

*33.5	Report on assessment of compliance with servicing criteria for U.S. Bank, National Association.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of Ohio Edison Company.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of The Cleveland Electric Illuminating Company.

*34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of and The Toledo Edison Company.

*34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of FirstEnergy Service Company.

*34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young on behalf of U.S. Bank, National Association.

*35.1	Compliance statement of Ohio Edison Company, as servicer.

*35.2	Compliance statement of The Cleveland Electric Illuminating Company, as servicer.

*35.3	Compliance statement of The Toledo Edison Company, as servicer.

(b)	Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith): See Item 15(a)(3) above.

(c)	Not Applicable
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
Item 1119. Affiliations and Certain Relationships and Related Transactions.

The Issuing Entity is a Delaware statutory trust specifically formed by the bond issuers, CEI Funding LLC, OE Funding LLC and TE Funding LLC, for the purpose of acquiring bonds from the bond issuers and issuing the certificates. CEI Funding LLC, OE Funding LLC and TE Funding LLC are wholly-owned subsidiaries of the servicers, The Cleveland Electric Illuminating Company, Ohio Edison Company and The Toledo Edison Company, respectively (such servicers also serving in the capacity as administrative trustees under the Amended and Restated Declaration of Trust of the Issuing Entity).
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
Date: March 29, 2016

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

EXHIBIT INDEX

*31.1	Certification of Ohio Edison Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.2	Certification of The Cleveland Electric Illuminating Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.3	Certification of The Toledo Edison Company pursuant to Rule 13a-14(d)/15d-14(d).

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for Ohio Edison Company.

*33.2	Report on assessment of compliance with servicing criteria for asset-backed securities for The Cleveland Electric Illuminating Company.

*33.3	Report on assessment of compliance with servicing criteria for asset-backed securities for The Toledo Edison Company.

*33.4	Report on assessment of compliance with servicing criteria for asset-backed securities for FirstEnergy Service Company.

*33.5	Report on assessment of compliance with servicing criteria for U.S. Bank, National Association.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of Ohio Edison Company.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of The Cleveland Electric Illuminating Company.

*34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of and The Toledo Edison Company.

*34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of FirstEnergy Service Company.

*34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young on behalf of U.S. Bank, National Association.

*35.1	Compliance statement of Ohio Edison Company, as servicer.

*35.2	Compliance statement of The Cleveland Electric Illuminating Company, as servicer.

*35.3	Compliance statement of The Toledo Edison Company, as servicer.