Form 10-K
period 2016-12-31
FirstEnergy Ohio PIRB Special Purpose Trust 2013; CEI Funding LLC; TOLEDO EDISON CO; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; TE Funding LLC; OE Funding LLC
filed 2017-03-31
CIK 1578443, 1573334, 352049, 20947, 73960, 1573279, 1573352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
The aggregate market value of the issuing entity’s equity held by non-affiliates of the registrant as of December 31, 2016: None
Documents incorporated by reference: None.

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

 Item 16. Form 10-K Summary
None.

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
Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 33.3, 33.4, 33.5, 34.1, 34.2, 34.3, 34.4 and 34.5 under Item 15. Additionally, the assessment of compliance with applicable servicing criteria for the year ended December 31, 2016, furnished pursuant to Item 1122 of Regulation AB by FirstEnergy Service Company (“FESC”) for all publicly issued asset-backed securities transactions for which FESC acted as servicer involving phase-in recovery (“PIR”) property and that were issued on or after January 1, 2006, discloses that a material instance of noncompliance occurred with respect to the servicing criteria set forth in 1122(d)(2)(i) of Regulation AB. As more fully described in FESC’s assessment, which is attached to this Form 10-K as Exhibit 33.4, FESC identified a portion of PIR collections from utility customers that had not yet been captured by its remittance process, even though the customers’ bills were recognized as paid. Remediation procedures undertaken include remittance of applicable revenues and planned implementation of an automated information technology solution.
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
Date: March 31, 2017

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