Form 10-K
period 2017-12-31
FirstEnergy Ohio PIRB Special Purpose Trust 2013; CEI Funding LLC; OE Funding LLC; TE Funding LLC; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; TOLEDO EDISON CO
filed 2018-03-30
CIK 1578443, 1573334, 1573352, 1573279, 20947, 73960, 352049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.	Issuing Entity, Sponsor, Depositor		I.R.S. Employer Identification Number	Central Index Key No.
333-187692-06	FIRSTENERGY OHIO PIRB SPECIAL PURPOSE TRUST 2013 (Exact name of issuing entity as specified in its charter)		46-6795854	0001578443

001-02323	THE CLEVELAND ELECTRIC ILLUMINATING COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-0150020	0000020947

001-02578	OHIO EDISON COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-0437786	0000073960

001-03583	THE TOLEDO EDISON COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-4375005	0000352049

333-187692-03	CEI FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367273	0001573334

333-187692-01	OE FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367425	0001573352

333-187692-04	TE FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367453	0001573279

Delaware (State or jurisdiction of incorporation or organization of the issuing entity and the bond issuers)

	76 South Main Street Akron, OH (Address of principal executive offices of the issuing entity and the bond issuers)	44308 (zip code)
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

If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: Not applicable
Documents incorporated by reference: None.

PART I
Item 1. Business.
Omitted pursuant to General Instruction J of Form 10-K.
Item 1A. Risk Factors.
Omitted pursuant to General Instruction J of Form 10-K.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Omitted pursuant to General Instruction J of Form 10-K.
Item 3. Legal Proceedings.
Omitted pursuant to General Instruction J of Form 10-K.
Item 4. Mine Safety Disclosures.
None.
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

*31.1	Certification of Ohio Edison Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.2	Certification of The Cleveland Electric Illuminating Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.3	Certification of The Toledo Edison Company pursuant to Rule 13a-14(d)/15d-14(d).

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for Ohio Edison Company.

*33.2	Report on assessment of compliance with servicing criteria for asset-backed securities for The Cleveland Electric Illuminating Company.

*33.3	Report on assessment of compliance with servicing criteria for asset-backed securities for The Toledo Edison Company.

*33.4	Report on assessment of compliance with servicing criteria for asset-backed securities for FirstEnergy Service Company.

*33.5	Report on assessment of compliance with servicing criteria for U.S. Bank, National Association.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of Ohio Edison Company.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of The Cleveland Electric Illuminating Company.

*34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of The Toledo Edison Company.

*34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of FirstEnergy Service Company.

*34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young on behalf of U.S. Bank, National Association.

*35.1	Compliance statement of Ohio Edison Company, as servicer.

*35.2	Compliance statement of The Cleveland Electric Illuminating Company, as servicer.

*35.3	Compliance statement of The Toledo Edison Company, as servicer.

(b)	Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith): See Item 15(a)(3) above.

(c)	Not Applicable

 Item 16. Form 10-K Summary
None.

 Item 1112(b). Significant Obligors of Pool Assets.
None.
Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.
None.
Item 1115(b). Certain Derivatives Instruments.
None.
Item 1117. Legal Proceedings.

U.S. Bank National Association has provided the following information:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.).  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.
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
See Exhibits 35.1, 35.2 and 35.3 under Item 15.

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
Date: March 30, 2018

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