Form 10-K
period 2019-12-31
FirstEnergy Ohio PIRB Special Purpose Trust 2013; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; TOLEDO EDISON CO; OE Funding LLC; CEI Funding LLC; TE Funding LLC
filed 2020-03-26
CIK 1578443, 20947, 73960, 352049, 1573352, 1573334, 1573279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.	Issuing Entity, Sponsor, Depositor, Bond Issuer		I.R.S. Employer Identification Number	Central Index Key No.
333-187692-06	FIRSTENERGY OHIO PIRB SPECIAL PURPOSE TRUST 2013 (Exact name of issuing entity as specified in its charter)		46-6795854	0001578443

001-02323	THE CLEVELAND ELECTRIC ILLUMINATING COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-0150020	0000020947

001-02578	OHIO EDISON COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-0437786	0000073960

001-03583	THE TOLEDO EDISON COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-4375005	0000352049

333-187692-03	CEI FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367273	0001573334

333-187692-01	OE FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367425	0001573352

333-187692-04	TE FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367453	0001573279

Delaware (State or jurisdiction of incorporation or organization of the issuing entity and the bond issuers)

	76 South Main Street Akron, OH (Address of principal executive offices of the issuing entity, sponsor and depositor and the bond issuers)	44308 (zip code)
	(800) 736-3402
	(Issuing entity’s, sponsor and depositor and bond issuers’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes  ☐    No   ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes  ☐    No   ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer", “smaller reporting company,” and "emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Item 1115(b). Certain Derivatives Instruments.
None.

Item 1117. Legal Proceedings.
U.S. Bank National Association has provided the following information:

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.  Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.).  The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.
U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.
U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.
U.S. Bank intends to continue to defend this lawsuit vigorously.

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
Date: March 26, 2020

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