Form 10-K
period 2021-12-31
FirstEnergy Ohio PIRB Special Purpose Trust 2013; OHIO EDISON CO; TOLEDO EDISON CO; CEI Funding LLC; OE Funding LLC; CLEVELAND ELECTRIC ILLUMINATING CO; TE Funding LLC
filed 2022-03-25
CIK 1578443, 73960, 352049, 1573334, 1573352, 20947, 1573279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes  ☐    No   ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
Omitted pursuant to General Instruction J of Form 10-K.

Item 9A. Controls and Procedures.
Omitted pursuant to General Instruction J of Form 10-K.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
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
Date: March 25, 2022

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants
Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report to securityholders covering the registrant's last fiscal year, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s securityholders. The registrant will not be sending an annual report or proxy material to its securityholders subsequent to the filing of this annual report on Form 10-K.