Form 10-K
period 2023-12-31
FirstEnergy Ohio PIRB Special Purpose Trust 2013; OHIO EDISON CO; TOLEDO EDISON CO; CEI Funding LLC; OE Funding LLC; CLEVELAND ELECTRIC ILLUMINATING CO; TE Funding LLC
filed 2024-03-29
CIK 1578443, 73960, 352049, 1573334, 1573352, 20947, 1573279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Date: March 29, 2024

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