Form 10-K
period 2024-12-31
FirstEnergy Ohio PIRB Special Purpose Trust 2013; OHIO EDISON CO; TOLEDO EDISON CO; CEI Funding LLC; OE Funding LLC; CLEVELAND ELECTRIC ILLUMINATING CO; TE Funding LLC
filed 2025-03-31
CIK 1578443, 73960, 352049, 1573334, 1573352, 20947, 1573279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Item 1. Business.
Omitted pursuant to General Instruction J of Form 10-K.
Item 1A. Risk Factors.
Omitted pursuant to General Instruction J of Form 10-K.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Omitted pursuant to General Instruction J of Form 10-K.
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
Date: March 31, 2025

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