Form 10-K
period 2025-12-31
FirstEnergy Ohio PIRB Special Purpose Trust 2013; OHIO EDISON CO; TOLEDO EDISON CO; CEI Funding LLC; OE Funding LLC; CLEVELAND ELECTRIC ILLUMINATING CO; TE Funding LLC
filed 2026-03-31
CIK 1578443, 73960, 352049, 1573334, 1573352, 20947, 1573279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.	Issuing Entity, Sponsor, Depositor, Bond Issuer		I.R.S. Employer Identification Number	Central Index Key No.
333-187692-06	FIRSTENERGY OHIO PIRB SPECIAL PURPOSE TRUST 2013 (Exact name of issuing entity as specified in its charter)		46-6795854	0001578443

001-02323	THE CLEVELAND ELECTRIC ILLUMINATING COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-0150020	0000020947

001-02578	OHIO EDISON COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-0437786	0000073960

001-03583	THE TOLEDO EDISON COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-4375005	0000352049

333-187692-03	CEI FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367273	0001573334

333-187692-01	OE FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367425	0001573352

333-187692-04	TE FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367453	0001573279

Delaware (State or jurisdiction of incorporation or organization of the issuing entity and the bond issuers)

	341 White Pond Drive Akron, OH (Address of principal executive offices of the issuing entity, sponsor and depositor and the bond issuers)	44320 (zip code)
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

Item 1122. Compliance with Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 33.3, 33.4, 33.5, 34.1, 34.2, 34.3, 34.4 and 34.5 under Item 15. Additionally, the assessment of compliance with applicable servicing criteria for the year ended December 31, 2018, furnished pursuant to Item 1122 of Regulation AB discloses a material instance of noncompliance with respect to the servicing criteria set forth in 1122(d)(3)(i) of Regulation AB. FirstEnergy Ohio PIRB Special Purpose Trust 2013 Asset Backed Issuer Distribution Report on Form 10-D for the semi-annual distribution period was filed one day late.
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
Date: March 31, 2026

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